Form 10-K/A
period 1996-12-31
NORWEST ASSET SECURTIES CORP MORT PASS THR CERT SER 1996-08
filed 1997-07-10
CIK 1027358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  333-02209-10

Norwest Asset Securities Corporation,  Mortgage Pass-Through Certificates,
                             Series 1996-8 Trust
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-2006187, 52-2006189
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
7485 New Horizon Way
Frederick, MD                                     21703
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (301)696-7900

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

Yes    X                No



     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 1997, by
Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1996-8 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Norwest Asset Securities Corporation, (the "Company"), as depositor, a trustee and a master servicer (or, if applicable, a servicer) and in some instances, a certificate administrator, pursuant to which the Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1996-8 registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          In accordance with the no action letter from the Office of Chief Counsel of the Division of Corporate Finance, Securities and Exchange Commission dated December 17, 1996 (the "No Action Letter"), the following exhibits are or will be provided:

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Knutson Mortgage Corporation,  as servicer <F1>
                   (b)  HomeSide Lending, Inc., as servicer <F1>
                   (c)  Norwest Mortgage, Inc., as servicer <F1>
                   (d)  SunTrust Mortgage, Inc., as servicer <F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Knutson Mortgage Corporation,  as servicer <F1>
                   (b)  HomeSide Lending, Inc., as servicer <F1>
                   (c)  Norwest Mortgage, Inc., as servicer <F1>
                   (d)  SunTrust Mortgage, Inc., as servicer <F1>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Knutson Mortgage Corporation,  as servicer <F1>
                   (b)  HomeSide Lending, Inc., as servicer <F1>
                   (c)  Norwest Bank Minnesota, N.A., as Master Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as servicer <F1>
                   (e)  SunTrust Mortgage, Inc., as servicer <F1>

          99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>



     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted pursuant to the No Action Letter.

<F1> Filed herewith.

<F2> Previously filed.




                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

    NORWEST ASSET SECURITIES CORPORATION, MORTGAGE PASS-THROUGH CERTIFICATES,
                               SERIES 1996-8 TRUST

By:  NORWEST BANK MINNESOTA, N.A.,
     as Master Servicer

By:  /s/Sherri J. Sharps

By:  Sherri J. Sharps

Title:  Vice President -- Securities Administration Services

Dated:    July 9, 1997




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Knutson Mortgage Corporation,  as servicer <F1>
     (b) HomeSide Lending, Inc., as servicer <F1>
     (c) Norwest Mortgage, Inc., as servicer <F1>
     (d) SunTrust Mortgage, Inc., as servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Knutson Mortgage Corporation,  as servicer <F1>
     (b) HomeSide Lending, Inc., as servicer <F1>
     (c) Norwest Mortgage, Inc., as servicer <F1>
     (d) SunTrust Mortgage, Inc., as servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Knutson Mortgage Corporation,  as servicer <F1>
     (b) HomeSide Lending, Inc., as servicer <F1>
     (c) Norwest Bank Minnesota, N.A., as Master Servicer <F1>
     (d) Norwest Mortgage, Inc., as servicer <F1>
     (e) SunTrust Mortgage, Inc., as servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1> Filed herewith.

<F2> Previously filed.